Form 10-Q
period 2010-09-30
Sherwood Acquisition Corp
filed 2011-01-26
CIK 1502658

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended Setpember 30, 2010

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to


       Commission file number 		000-54145

                  SHERWOOD ACQUISITION CORPORATION
           (Exact name of registrant as specified in its charter)

            Delaware                             27-3567960
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

                    9454 Wilshire Boulevard, Suite 612
                      Beverly Hills, California 90212
         (Address of principal executive offices)  (zip code)

                          202/387-5400
       (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes  X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer         Accelerated Filer
   Non-accelerated filer          Smaller reporting company  X
   (do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
                                               Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           September 30, 2010

Common Stock, par value $0.0001                 20,000,000

Documents incorporated by reference:            None

                   PART I  -- FINANCIAL INFORMATION



             SHERWOOD ACQUISITION CORPORATION
               (A DEVELOPMENT STAGE COMPANY)


                      CONTENTS


PAGE	1	CONDENSED BALANCE SHEETS AS OF Setpember 30, 2010
		(UNAUDITED) AND	July 31, 2010

PAGE	2	CONDENSED STATEMENT OF OPERATIONS

PAGE	3	CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY

PAGE	4	CONDENSED STATEMENT OF CASH FLOWS

PAGES	5 - 8	CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS
       		AS OF SEPTEMBER 30, 2010 (UNAUDITED)

                SHERWOOD ACQUISITION CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED BALANCE SHEET
                    As of September 30, 2010


                             ASSETS
                             ------


                                               Sept. 30, 2010
                                                (Unaudited)
                                              ----------
   cURRENT aSSETS
         Cash                                    $  2,000
                                                  --------
   TOTAL ASSETS                                  $  2,000
   ------------                                   ========

   STOCKHOLDERS' EQUITY

   Common Stock, $0.0001 Par Value,              $  2,000
      100,000,000 Shares Authorized;
      20,000,000 Shares Issued and
      Outstanding

    Preferred Stock, $0.0001 Par Value,
      20,000,000 Shares Authorized;
      None outstanding

    Retained Earnings                                -
                                                  --------
    Total Stockholders' Equity                      2,000
                                                  ========


    TOTAL STOCKHOLDERS' EQUITY                   $  2,000
                                                 =========


         See the accompanying notes to the condensed financial statements


                        SHERWOOD ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENT OF OPERATIONS
				 (UNAUDITED)

	            						 	For the Period
        	     				For the three-months    from July 19, 2010
             					Ending Sept. 30	    	(Inception) to
						     2010		September 30, 2010
                                                -------------		---------------

      	Operating Expenses                       $        -			-
                                                 =============		==============

      	Net Income                               $        -			-
                                                 =============		==============

      Basic and Diluted Earnings per Share       $        -			-
                                                 =============		==============

      Weighted Average Shares                      20,000,000		   20,000,000
                                                 -------------		--------------


                See accompanying notes to condensed financial statements

                       SHERWOOD ACQUISITION CORPORATION
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                                                        Retained        Total
                                  Common Stock          Earnings     Stockholders'
                               Shares       Amount     (Deficit)       Equity
                             ----------   ---------    ---------      -----------
Balance, July 19, 2010              -           -      $       -      $      -

Shares issued for cash       20,000,000    $  2,000            -          2,000

Net Income                          -           -              -             -
                             ----------   ---------    ---------      -----------

Balance, July 31, 2010       20,000,000       2,000    $       -      $      -
                             ----------   ---------    ---------      -----------
Net Income		            -           -              -             -

Balance, Sept. 30, 2010      20,000,000    $  2,000    $       -      $   2,000
                             ----------   ---------    ---------      -----------



         See the accompanying notes to the condensed financial statements

                          SHERWOOD ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                         CONDENSED STATEMENT OF CASH FLOWS
                     For the Three Months Ended September 30, 2010
        and for the Period from July 31, 2010 (Inception) to Sept. 30, 2010
                                    (Unaudited)

                            ------------------------

                                                                             For the Period from
                                        		   For the three      July 31, 2010
                                        		   Months Ended       (Inception) to
                                       			   Sept.30, 2010       Sept.30, 2010
                                       			   --------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of common stock            		2,000                  2,000
                                            		     ------------         ------------
 Net Cash Flows from Financing Activities                       2,000		       2,000
                                            		     ------------         ------------
INCREASE IN CASH 						2,000                  2,000

CASH AT BEGINNING OF PERIOD                                        -			-
                                            		     ------------         ------------
CASH At END OF PERIOD                                         $ 2,000		    $  2,000
                                            		     ============         ============

                 See accompanying notes to condensed financial statements

              Sherwood Acquisition Corporation
               Notes to Condensed Financial Statements
        For the Three Months Ended September 30, 2010

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT POLICIES

NATURE OF OPERATIONS

Sherwood Acquisition Corporation ("Sherwood") was incorporated on
July 19, 2010 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Sherwood has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and filing this registration statement. Sherwood will attempt to locate and negotiate with a business entity for the combination of that target company with Sherwood. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that Sherwood will be successful in locating or negotiating with any target company. Sherwood has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company's financial statements. Such financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

              Sherwood Acquisition Corporation
          Notes to Condensed Financial Statements
        For the Three Months Ended September 30, 2010


CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. From time to time, the Company maintains cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit.

INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

LOSS PER COMMON SHARE

Basic loss per common shares excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of September 30, 2010 there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash. The estimated fair value of these instruments approximates their carrying amounts due to the short maturity of the instrument.

Note 2 - GOING CONCERN


These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. As of September 30, 2010, the Company has not generated revenues and has no income or cash flows from operations since inception. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, successfully locating and negotiate with a business entity for the combination of that target company with Sherwood Acquisition Corporation. Tiber Creek Corporation, a company affiliated with management, will pay all expenses incurred by Sherwood until a business combination is effected, without repayment. There is no assurance that Sherwood will ever be profitable.

              Sherwood Acquisition Corporation
           Notes to Condensed Financial Statements
        For the Three Months Ended September 30, 2010


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, FASB issued ASU No. 2010-06   Improving Disclosures
about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.
2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level2 or Level 3.

The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

NOTE 4 - RELATED PARTY TRANSACTIONS

On July 31, 2010, the Company issued 10,000,000 common shares to its sole director and officer for $1,000 in cash.

NOTE 5   SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through January 26, 2011, the date the financial statements were issued.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      Sherwood Acquisition Corporation ("Sherwood") was incorporated on July 19, 2010 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Sherwood has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and filing this registration statement. Sherwood has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

     The president of Sherwood is the president, director and shareholder of Tiber Creek Corporation. Tiber Creek Corporation assists companies in becoming public reporting companies and with introductions to the financial community. To become a public company, Tiber Creek Corporation may recommend that a company file a registration statement, most likely on Form S-1, or alternatively that a company first effect a business combination with Sherwood and then subsequently file a registration statement. A company may choose to effect a business combination with Sherwood before filing a registration statement as such method may be an effective way to obtain exposure to the brokerage community.

     Tiber Creek will typically enter into an agreement with the target company for assisting it to become a public reporting company and for the preparation and filing of a registration statement and the introduction to brokers and market makers. The target company pays Tiber Creek Corporation for such services. Such services include, if appropriate, the use of Sherwood. Sherwood will only be used as part of such process and is not offered for sale. If the target company chooses to enter into business combination with Sherwood, the registration statement will be prepared after such business combination. The terms of a business combination may provide for redemption of all or part of their stock in Sherwood, usually at par.

     The most likely target companies are those seeking the perceived benefits of a reporting corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors.

     Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

     In analyzing prospective business opportunities, Sherwood may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which may be anticipated; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the virtually unlimited discretion of Sherwood to search for and enter into potential business opportunities.

     A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

     Sherwood has, and will continue to have, no capital with which to provide the owners of business entities with any cash or other assets. However, Sherwood offers owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a reporting company.

     As of July 31, 2010, Sherwood has not generated revenues and has no income or cash flows from operations since inception. The continuation of Sherwood as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, to successfully locate and negotiate with a business entity for the combination of that target company with Sherwood . Tiber Creek Corporation will pay all expenses incurred by Sherwood until a business combination is effected, without repayment.

    In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements." This update addresses both the interaction of the requirements of Topic 855, Subsequent Events, with the SEC's reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events (paragraph 855-10-50-4). The amendments in this update have the potential to change reporting by both private and public entities, however, the nature of the change may vary depending on facts and circumstances. The adoption of ASU 2010-09 did not have a material impact on the Company's results of operations or financial condition.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller reporting companies.


ITEM 4.  Controls and Procedures.

Disclosures and Procedures

      Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer).


         Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.


      This Quarterly Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange
Commission that permit the Company to provide only management's report in this Quarterly Report.

Changes in Internal Controls

      There was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                   PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, Sherwood has issued 20,000,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate purchase price of $2,000:

     On July 19, 2010, Sherwood issued the following shares of its common stock:

Name               Number of Shares         Consideration

Tiber Creek Corporation    10,000,000          $1,000
MB Americus LLC            10,000,000          $1,000



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


ITEM 5.  OTHER INFORMATION

               (a)  Not applicable.
               (b)  Item 407(c)(3) of Regulation S-K:

   During the quarter covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6.  EXHIBITS

     (a)     Exhibits

     31   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               SHERWOOD ACQUISITION CORPORATION

                               By:   /s/ James M. Cassidy
                                     President, Chief Financial Officer

Dated:   January 25, 2011