Form 10-Q
period 2011-06-30
Sherwood Acquisition Corp
filed 2011-08-24
CIK 1502658

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2011

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


                   Room 3404, Jia Ye Guo Mao Mansion
                      No.99 West YanLing Road
              Changzhou City, JiangSu Province, China

            (Address of Principal Executive Offices)


                   (011)  86-519-86810903
                  _______________________
              (Registrant's Telephone Number)



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
                                               Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                   Outstanding at June 30, 2011

Common Stock, par value $0.0001               20,000,000

Documents incorporated by reference:            None

                      FINANCIAL STATEMENTS



Balance Sheets as of June 30, 2011 and December 31, 2010	F-1

Statements of Operations for the Three Months and Six
Months Ended June 30, 2011 and 2010 and for the Period
from July 19, 2010 (Inception) to June 30, 2011	                F-2

Statement of Changes in Stockholders' Equity for the
Period from July 19, 2010 (Inception) to June 30, 2011	        F-3

Statements of Cash Flows for the Six Months Ended June 30,
2011 and for the Period from July 19, 2010 to June 30, 2011	F-4

Notes to Financial Statements 	                                F5-F8

                      SHERWOOD ACQUISITION CORPORATION
                       (A Development Stage Company)
                             BALANCE SHEETS

           ASSETS

                                      June 30,                 December 31,
                                         2011                      2010
                                     ---------                 ------------
                                     (Unaudited)
Current Assets

     Cash                             $   2,000                   $   2,000
                                     ----------                  ----------
        TOTAL ASSETS                  $   2,000                   $   2,000
                                     ==========                  ==========


           STOCKHOLDERS' EQUITY

   Stockholders' Equity

  Preferred stock, $0.0001 par value,
   20,000,000 shares authorized; None
   outstanding                         $      -                    $     -

  Common Stock, $0.0001 Par Value,
      100,000,000 Shares Authorized;
      20,000,000 Shares Issued and
      Outstanding                        2,000                       2,000

    Additional paid-in capital           1,250                       1,250

    Deficit accumulated during the
        development stage               (1,250)                     (1,250)
                                     ----------                  ----------

    Total Stockholders' Equity          (2,000)                      2,000
                                     ----------                  ----------
       TOTAL STOCKHOLDERS' EQUITY     $  2,000                    $  2,000
                                     ==========                  ==========


                  See accompanying notes to financial statements


                         SHERWOOD ACQUISITION CORPORATION
                           (A Development Stage Company)
                           STATEMENT OF OPERATIONS

                                       Three months      Six months       For the Period
                                        Ended              Ended         from July 19, 2010
                                       June 30,           June 30,        (Inception) to
                                         2011               2011          June 30, 2011
                                      ------------      -----------       --------------
                                      (Unaudited)       (Unaudited)        (Unaudited)
      Sales - net                    $        -         $       -          $         -

      Cost of sales                           -                 -                    -
                                      ------------      -----------       --------------
            Gross profit                      -                 -                    -
                                      ------------      -----------       --------------


      Operating Expenses                      -                 -                 1,250
                                      ------------      -----------       --------------
      Net loss                        $       -         $       -        $       (1,250)
                                      ============      ===========       ==============


      Loss per Share -
         basic and diluted            $       -        $        -
                                      ============      ===========

      Weighted Average Shares -        20,000,000        20,000,000
           basic and diluted          ============      ===========



                See accompanying notes to financial statements

                                       F-2

                         SHERWOOD ACQUISITION CORPORATION
                           (A Development Stage Company)
                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                             Deficit        Total
                                                           Additional      Accumulated      Stock-
                                   Common Stock             Paid-In        During the       holders'
                                 Shares       Amount        Capital      Development Stage  Equity
                              ----------     ---------      ---------    ----------------   ---------
Balance, July 19, 2010
   (Inception)                       -       $     -        $      -       $      -         $      -

Shares issued
     for cash                 20,000,000         2,000             -              -              2,000

Expenses paid
 by stockholders                     -              -           1,250             -              1,250

Net Loss                             -              -               -          (1,250)          (1,250)
                             ----------       ---------      ---------    --------------      ---------

Balance, December 31,
2010                         20,000,000       $  2,000      $   1,250       $  (1,250)       $   2,000
                             ----------       ---------      ---------     -------------     ----------

 Net loss                            -              -               -               -               -
                             ----------       ---------      ---------     -------------     ----------

Balance,
June 30, 2011                20,000,000       $  2,000      $   1,250       $  (1,250)       $   2,000
                             ==========       =========     ==========     =============     ==========

               See accompanying notes to financial statements

                         SHERWOOD ACQUISITION CORPORATION
                           (A Development Stage Company)
                              STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                          For the Period from
                                                       Six Months           July 19, 2010
                                                     Ended June 30,       (Inception) to
                                                         2011              June 30, 2011
                                                      (Unaudited)           (Unaudited)
                                                   --------------         ----------------

OPERATING ACTIVITIES

  Net loss                                         $         -          $        (1,250)

                                                   ---------------         -----------------
     Net cash used in operating activities                  -                   (1,250)
                                                   ---------------         -----------------
FINANCING ACTIVITIES

 Proceeds from issuance of common stock                       -                    2,000

 Proceeds from stockholders' additional
     paid-in capital                                          -                    1,250
                                                  ---------------          -----------------
    Net Cash provided by financing activities                 -                    3,250
                                                   ---------------         -----------------
Net change in cash                                            -                    2,000

Cash,beginning of period                                  2,000                       -
                                                   ---------------         ----------------
Cash,end of period                                 $      2,000             $      2,000
                                                   ===============         ================


                 See accompanying notes to financial statements

                 Sherwood Acquisition Corporation
                  (A Development Stage Company)
                  Notes to Financial Statements


NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT POLICIES

NATURE OF OPERATIONS

Sherwood Acquisition Corporation ("Sherwood" or "the Company") was incorporated on July 19, 2010 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Sherwood has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and filing this registration statement. Sherwood will attempt to locate and negotiate with a business entity for the combination of that target company with Sherwood. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or
Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that Sherwood will be successful in locating or negotiating with any target company. Sherwood has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934. The Company selected December 31 as its fiscal year end.

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

LOSS PER COMMON SHARE

Basic loss per common shares excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2011 there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

      Level 1: defined as observable inputs such as quoted prices in active markets;
     Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
     Level 3: defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

The carrying amounts of financial assets and liabilities approximate their fair values because of the short maturity of these instruments.

                 Sherwood Acquisition Corporation
                  (A Development Stage Company)
                  Notes to Financial Statements


NOTE 2 - GOING CONCERN

The Company has sustained operating losses since inception of the Company on July 19, 2010. Additionally, the Company has total stockholders' deficit of $1,250 at June 30, 2011. The Company also has a net loss from operations of $1,250 for the period from inception to June
30, 2011. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. This proposed ASU reflects the consensus-for-exposure in EITF Issue No.
10-G, "Disclosure of Supplementary Pro Forma Information for Business Combinations." The Amendments in this proposed ASU specify that if a public entity presents comparative financial statements, the entity would disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU would also expand the supplemental pro forma disclosures under Codification Topic 805, Business Combinations, to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. This proposed ASU would be effective prospectively for business combinations that are consummated on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption would be permitted. The adoption of this ASU did not have a material impact to our financial statements. The new disclosures and clarifications of existing disclosures are effective

                 Sherwood Acquisition Corporation
                  (A Development Stage Company)
                  Notes to Financial Statements


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

now, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In May 2011, the Financial Accounting Standards Board ("FASB") issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

NOTE 4 - RELATED PARTY TRANSACTIONS

On July 19, 2010, the Company issued 20,000,000 common shares to its sole director and officer for $2,000 in cash.

NOTE 5   SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 15, 2011, the date the financial statements were available to be issued:

Change in Control

On July 20, 2011 the following events occurred which resulted in a change of control of the Company.

1. The Company redeemed an aggregate of 19,800,000 of the 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,980.
2. New officers and directors were appointed and elected and the prior officers and directors resigned.

The Company anticipates that it may enter into a business combination with a Chinese manufacturing company to be selected. The Company will not make a decision on any such possible combination until it receives the financial report of any such possible target company and management has the opportunity to review and evaluate the report.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      Sherwood Acquisition Corporation ("Sherwood") was incorporated on July 19, 2010 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Sherwood has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and effecting a change in control.

	Sherwood has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

Changes in Control

    On July 20, 2011 the following events occurred which resulted in a change of control of Sherwood:

    1. Sherwood redeemed an aggregate of 19,800,000 of the 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,980.

    2. James M. Cassidy resigned as Sherwood's president, secretary and director and James McKillop resigned as Sherwood's vice president, and director.

    3. Peter Tong was elected to the board of directors of the Registrant.

    Peter H, Tong, 59, serves as the director and officer of the Registrant. Mr. Tong received from Bachelor Science degree in Business Administration from National Chengchi University in 1976. From 1992 to 1996 Mr. Tong served as Senior Vice President, Union Charter Bancorp, a full service mortgage banking company; from 1996 to 1998 Mr. Tong served as Executive Vice President of Founders Bancorp; from 1998 to 2001, he served as the Chief Operative Officer, Union Charter Bancorp; from 2001 to 2005 Mr. Tong was a Financial Consultant for Schmidt Financial Concept (China); and from 2006 to the present, Mr. Tong as been an economic development consultant for the Sichuan Industrial Commercial Union.

    On July 20, 2011, the following persons were appointed to the offices appearing next to their name:

         Peter Tong          Chief Executive Officer
         Yue-Zhong Yuan      Treasurer

Business Plan

     Sherwood has an agreement with Tiber Creek Corporation which provided assistance in becoming a public reporting company by assisting in effecting the change of control and will assist it in the preparation and filing of a registration statement to be filed with the Securities and Exchange Commission and the introduction to brokers and market makers.

     As of June 30, 2011, Sherwood has not generated revenues and has no income or cash flows from operations since inception. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, and to successfully negotiate a business combination and locate a potential target company for a business combination.

     The most likely target companies are those seeking the perceived benefits of a reporting corporation. Sherwood anticipates that it may enter into a business combination with a Chinese manufacturing company to be selected.

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

    Sherwood will not make a decision on any such possible combination until it receives the financial report of any such possible target company and management has the opportunity to review and evaluate the report.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller reporting companies.


ITEM 4.  Controls and Procedures.

Disclosures and Procedures

      Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company's then principal executive officer (who was also the principal financial officer).

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

      This Quarterly Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange
Commission that permit the Company to provide only management's
report in this Quarterly Report.   The change in control
of the Company and the financial reporting occurred after the period covered by this report.

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

Sherwood redeemed an aggregate of 19,800,000 of the above-issued 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,980.

     On July 21, 2011 Sherwood issued 19,800,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 for services provided to the Corporation to the following shareholders in the following amounts representing 99% of the total outstanding 20,000,000 shares of common stock:

         Guo-Xiang Gu                        14,000,000
         Yue-Zhong Yuan                       3,000,000
         Zhi-Jian Wu                          1,000,000
         En-Long Pan                            900,000
         Peter H Tong                           900,000


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

                               SHERWOOD ACQUISITION CORPORATION

                               By:___________________________
				   Peter Tong, Chief Executive Officer

                               By:___________________________
	                           Yue-Zhong Yuan, Treasurer

Dated:   August 23, 2011